Form 10-Q
period 2020-09-30
SIGNATURE DEVICES INC
filed 2021-10-05
CIK 1267919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

September 30, 2020

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

THE INFORMATION CONTAINED IN THIS REPORT IS CORRECT AS OF SEPTEMBER 30, 2020.  THE DELIVERY AND PUBLICATION OF THE CONTENTS OF THIS REPORT DOES NOT IMPLY THAT THE INFORMATION WILL BE CORRECT ON ANY DATE SUBSEQUENT TO THE DATE HEREOF, UNLESS ANY SUCH FURTHER UNDERTAKINGS ARE STATED IN THIS REPORT.

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

THIRD PARTY PROVIDERS28

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

N/A

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders.

According to the records of Signature Devices’ transfer agent, Signature Devices, Inc. had 91 stockholders of record as of September 30, 2020 and it believes there are a substantially greater number of beneficial holders. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Sales of Unregistered Securities

There were no unregistered sales of securities during the period covered by this report that were not previously reported

Financial Statements

SIGNATURE DEVICES, INC.

Condensed Consolidated Balance Sheets

as of December 31, 2019 and

September 30, 2020 (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$2,119	$1,869
Inventories	-	430,242
Total current assets	2,119	432,111
Non-current assets:
Property and equipment, net	912,676	1,086,665
TOTAL ASSETS	$914,795	$1,518,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	-	7,121
Total current liabilities	-	7,121
Non-current liabilities:
Convertible debt	29,112	26,612
Total non-current liabilities	29,112	26,612
Total liabilities	29,112	33,733
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock $0.00001 par value; authorized 10,000,000 shares: issued 4,969,672 and 4,969,672 shares)	50	50
Common stock $0.00001 par value; authorized 7,000,000,000 shares; issued 4,288,795,267 and 3,902,452,472 shares)	42,888	39,025
Additional paid in capital common stock	12,497,975	12,497,975
Accumulated deficit	(11,655,230)	(11,052,007)
Total stockholders’ equity	885,683	1,485,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$914,795	$1,518,776

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenue	$-	$103,324	$11,876	$373,569
Cost of revenue	-	56,184	1,718	121,965
Gross profit	-	47,140	10,158	251,604
Other revenue:
Gain on extinguishment of short-term and long-term liabilities	-	823,216	-	823,216
Operating expenses:
Advertising and marketing	-	31,331	-	68,390
Bad debt expense		131,931	-	131,931
Consulting	-	36,174	-	111,996
Debt servicing fees and bank charges	-	-	-	35,876
Depreciation and amortization	60,370	60,370	181,110	60,370
Other expenses	52	9,411	2,029	43,092
Total operating expenses	60,422	269,217	183,139	451,655
Other loss:
Write-down on inventories	-	-	430,242	-
Net income/(loss)	$(60,422)	$601,139	$(603,223)	$623,165

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Preferred stock
Balance at the beginning and end of the period	$50	$50	$50	$50
Common stock
Balance at the beginning of the period	42,888	38,925	39,025	33,780
Issuance	-	-	3,863	5,145
Balance at the end of the period	42,888	38,925	42,888	38,925
Additional paid-in capital
Balance at the beginning and end of the period	12,497,975	12,497,975	12,497,975	12,497,975
Accumulated deficit
Balance at the beginning of the period	(11,594,808)	(11,583,250)	(11,052,007)	(11,605,276)
Net income/(loss)	(60,422)	601,139	(603,223)	623,165
Balance at the end of the period	(11,655,230)	(10,982,111)	(11,655,230)	(10,982,111)
Total stockholders’ equity	$885,683	$1,554,839	$885,683	$1,554,839

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statement of Cash Flow

(Unaudited)

	Nine months ended September 30,
	2020	2019
Operating activities
Net income/(loss)	$(603,223)	$623,165
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	173,989	60,370
Extinguishment of liabilities	-	(392,500)
Changes in operating assets and liabilities:
Accounts receivable	-	131,931
Inventories	430,242	(39,891)
Accounts payable	(7,121)	(418,747
Other current liabilities	-	(796)
Net cash used in operating activities	(6,113)	(36,468)
Financing activities
Proceeds from issuance of common stock	3,863	5,145
Proceeds from issuance of convertible debt	2,500	-
Net cash provided by financing activities	6,363	5,145
Net increase/(decrease) in cash	250	(31,323)
Cash at the beginning of the period	1,869	47,149
Cash at the end of the period	$2,119	$15,826

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarter ended September 30, 2020.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2020, the Company had an accumulated deficit of $11,052,007. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company may record an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of September 30, 2020 is adequate, but actual write-offs could exceed the recorded allowance.

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

Note 3 – Debt Payable

During the year ended on December 31, 2008 the Company entered into a promissory note with JSJ Investments for a total amount of $242,500. The Company received the amount of the note on during the same year. As of the date of this report the outstanding amount of the promissory note was $242,500.  The promissory note was taken as income in this quarter due to the note being written off from the noteholder and the company’s inability to pay the note back.  The Company also received another promissory note for $40,000 from Tri-Bridge Ventures in 2018 and a promissory note for $26,612 from S&K Enterprises, Inc. for a total of $66,612 as of September 30, 2020. The Company took $282,500 of the notes as income increasing income by $282,500.  The remaining notes valued at $29,112 payable to S&K Enterprises remains as an outstanding liability.

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

A. Names of Officers, Directors, and Control Persons.

The following table sets forth information regarding our executive officers, directors and significant employees, including their ages as of September 30, 2020:

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

Name and Address	Common Shares Owned	Percentage of Common Stock Outstanding on September 30, 2020
Cede & Co. 570 Washington Blvd. Jersey City, New Jersey 07310	2,180,404,935	27.08%

Name and Address of Shareholder	Shares of Series A Preferred Stock Owned	Percentage of Series A Common Stock Outstanding on September 30, 2020
Charles Townsend 26060 Acero, Mission Viejo, 92691, California	2,518,658	31.28%
Inas Azzam 26060 Acero, Mission Viejo, 92691, California	538,294	6.68%

Name and Address of Shareholder	Shares of Series B Preferred Stock Owned	Percentage of Series B Voting rights September 30, 2020
Charles Townsend 26060 Acero, Mission Viejo, 92691, California	6550	65.5%

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

Capitalization

Class of Stock	Par Value	Authorized	Outstanding as of September 30, 2020
Class A Preferred Stock, Series 1	$0.0001	10,000,000	4,960,572
Preferred Stock, Series B	$0.0001	20,000	9,100
Common Stock	$0.0001	7,000,000,000	4,288,795,267

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