Form 10-K
period 2020-12-31
SIGNATURE DEVICES INC
filed 2021-10-05
CIK 1267919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2020

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

Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐     No ☒

Check whether the registrant is a well-kown seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on June 30, 2020.

As of September 30, 2021, there were 6,746,636,426 shares of our Common Stock issued and outstanding.

As of September 30, 2021, there were 3,850,572 shares of our Preferres Stock issued and outstanding.

ISSUER’S CURRENT REPORT

FOR THE QUARTER ENDING

December 31, 2020

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

THE INFORMATION CONTAINED IN THIS REPORT IS CORRECT AS OF DECEMBER 31, 2020.  THE DELIVERY AND PUBLICATION OF THE CONTENTS OF THIS REPORT DOES NOT IMPLY THAT THE INFORMATION WILL BE CORRECT ON ANY DATE SUBSEQUENT TO THE DATE HEREOF, UNLESS ANY SUCH FURTHER UNDERTAKINGS ARE STATED IN THIS REPORT.

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

SECURITY INFORMATION7

ISSUANCE HISTORY7

Financial Statements9

THE ISSUER’S BUSINESS, PRODUCTS AND SERVICES18

ISSUER’S FACILITIES24

OFFICERS, DIRECTORS, AND CONTROL PERSONS25

THIRD PARTY PROVIDERS28

ISSUER CERTIFICATION.28

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

On March 17, 2020, per the agreement with Tri-Bridge Ventures, Tri-Bridge was issued 386,342,795 free trading common shares for payment of $500 a day in penalties from the promissory note dated 10/25/2018 thus increasing the common outstanding shares to 4,288,795,267.

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

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders.

According to the records of Signature Devices’ transfer agent, Signature Devices, Inc. had 91 stockholders of record as of December 31, 2020 and it believes there are a substantially greater number of beneficial holders. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Sales of Unregistered Securities

There were no unregistered sales of securities during the period covered by this report that were not previously reported

Financial Statements

SIGNATURE DEVICES, INC.

Condensed Consolidated Balance Sheets

as of December 31, 2019 and

December 31, 2020 (Unaudited)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$1,999	$1,869
Inventories	-	430,242
Total current assets	1,999	432,111
Non-current assets:
Property and equipment, net	852,306	1,086,665
TOTAL ASSETS	$854,305	$1,518,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	-	7,121
Total current liabilities	-	7,121
Non-current liabilities:
Convertible debt	29,112	26,612
Total non-current liabilities	29,112	26,612
Total liabilities	29,112	33,733
Commitments and contingencies		-
Stockholders’ equity:
Preferred stock ($0.00001 par value; authorized 10,000,000 shares: issued 4,969,672 and 4,969,672 shares)	50	50
Common stock ($0.00001 par value; authorized 7,000,000,000 shares; issued 5,646,636,426 and 3,902,452,472 shares)	56,466	39,025
Additional paid in capital common stock	12,497,975	12,497,975
Accumulated deficit	(11,729,298)	(11,052,007)
Total stockholders’ equity	825,193	1,485,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$854,305	$1,518,776

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Years ended
	December 31,
	2020	2019
Net revenue	$11,876	$436,395
Cost of revenue	1,718	142,039
Gross profit	10,158	294,356
Other revenue:
Gain on extinguishment of short-term and long-term liabilities	-	823,216
Operating expenses:
Advertising and marketing	-	93,587
Bad debt expense	-	131,931
Consulting	-	134,976
Debt servicing fees and bank charges	13,733	35,876
Depreciation and amortization	241,480	120,740
Other expenses	1,994	47,193
Total operating expenses	257,207	564,303
Other loss:
Write-down on inventories	430,242	-
Net income/(loss)	$(677,291)	$553,269

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Years ended
	December 31,
	2020	2019
Preferred stock
Balance at the beginning and end of the period	$50	$50
Common stock
Balance at the beginning of the period	39,025	33,780
Issuance	17,441	5,245
Balance at the end of the period	56,466	39,025
Additional paid-in capital
Balance at the beginning and end of the period	12,497,975	12,497,975
Accumulated deficit
Balance at the beginning of the period	(11,052,007)	(11,605,276)
Net income/(loss)	(677,291)	553,269
Balance at the end of the period	(11,729,298)	(11,052,007)
Total stockholders’ equity	$825,193	$1,485,043

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statement of Cash Flow

(Unaudited)

	Years ended December 31,
	2020	2019
Operating activities
Net income/(loss)	$(677,291)	$553,269
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	234,359	120,740
Extinguishment of liabilities	-	(392,500)
Changes in operating assets and liabilities:
Accounts receivable	-	131,931
Inventories	430,242	(41,143)
Accounts payable	(7,121)	(422,026)
Other current liabilities	-	(796)
Net cash used in operating activities	(19,811)	(50,525)
Financing activities
Proceeds from issuance of convertible debt	2,500	-
Proceeds from issuance of common stock	17,441	5,245
Net cash provided by financing activities	19,941	5,245
Net increase/(decrease) in cash	130	(45,280)
Cash at the beginning of the period	1,869	47,149
Cash at the end of the period	$1,999	$1,869

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarter ended December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2020, the Company had an accumulated deficit of $11,052,007. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company may record an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2020 is adequate, but actual write-offs could exceed the recorded allowance.

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

Note 3 – Debt Payable

One note valued at $29,112 payable to S&K Enterprises remains as an outstanding liability.

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

Issuance of Common Stock

Our Series A Common Stock (“Common Stock”) is identified and quoted over the Pink Tier electronic intermediary quotation system managed by OTC Markets Group Inc. under “SDVI” (US.SDVI.PK). As of the date of this Report, we are authorized to issue seven billion (7,000,000,000) shares of our Common Stock, and Five Billion Six Hundred Forty-Six

million, Sixe Hundred Thirty Six Thousand Four Hundred and Twenty-Six (5,646,636,426) shares of our Common Stock, $0.00001 par value per share, are issued and outstanding. The CUSIP identifier for our Common Stock is 82668Y106.

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

A. Names of Officers, Directors, and Control Persons.

The following table sets forth information regarding our executive officers, directors and significant employees, including their ages as of December 31, 2020:

Name and Principal Position	Age	Term of Office	Approximate hours per week

Charles Townsend / Chairman	53	August 2013	20

Charles Townsend, Interim CEO Chairman and Secretary

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

Name and Address	Common Shares Owned	Percentage of Common Stock Outstanding on December 31, 2020
Cede & Co. 570 Washington Blvd. Jersey City, New Jersey 07310	2,180,404,935	27.08%

Name and Address of Shareholder	Shares of Series A Preferred Stock Owned	Percentage of Series A Common Stock Outstanding on December 31, 2020
Charles Townsend 26060 Acero, Mission Viejo, 92691, California	2,518,658	31.28%
Inas Azzam 26060 Acero, Mission Viejo, 92691, California	538,294	6.68%

Name and Address of Shareholder	Shares of Series B Preferred Stock Owned	Percentage of Series B Voting rights December 31, 2020
Charles Townsend 26060 Acero, Mission Viejo, 92691, California	6,550	65.5%

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

Capitalization

Class of Stock	Par Value	Authorized	Outstanding as of December 31, 2020
Class A Preferred Stock, Series 1	$0.0001	10,000,000	4,960,572
Preferred Stock, Series B	$0.0001	20,000	9,100
Common Stock	$0.0001	7,000,000,000	5,646,636,426

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