Form 10-Q
period 2021-03-31
SIGNATURE DEVICES INC
filed 2021-10-05
CIK 1267919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

March 31, 2021

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

THE INFORMATION CONTAINED IN THIS REPORT IS CORRECT AS OF MARCH 31, 2021.  THE DELIVERY AND PUBLICATION OF THE CONTENTS OF THIS REPORT DOES NOT IMPLY THAT THE INFORMATION WILL BE CORRECT ON ANY DATE SUBSEQUENT TO THE DATE HEREOF, UNLESS ANY SUCH FURTHER UNDERTAKINGS ARE STATED IN THIS REPORT.

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

- TABLE OF CONTENTS –

FORWARD LOOKING STATEMENTS5

NAME OF THE ISSUER AND ITS PREDECESSORS6

ADDRESS OF THE ISSUER’S PRINCIPAL EXECUTIVE OFFICES7

SECURITY INFORMATION7

ISSUANCE HISTORY7

Financial Statements9

ISSUER’S FACILITIES19

OFFICERS, DIRECTORS, AND CONTROL PERSONS19

THIRD PARTY PROVIDERS24

ISSUER CERTIFICATION.24

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

Signature Devices, Inc. is a technology company based in Landyer, WY that focuses on Mobile games, applications and Internet of Things devices and embeds cryptocurrency technology for A.I. processing and Non-Fungible Tokens (NFT’s) into  games and applications.

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

N/A

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders.

According to the records of Signature Devices’ transfer agent, Signature Devices, Inc. had 91 stockholders of record as of March 31, 2021 and it believes there are a substantially greater number of beneficial holders. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Sales of Unregistered Securities

There were no unregistered sales of securities during the period covered by this report that were not previously reported

Financial Statements

SIGNATURE DEVICES, INC.

Condensed Consolidated Balance Sheets

as of March 31, 2021 and

December 31, 2020 (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$1,874	$1,999
Non-current assets:
Property and equipment, net	791,936	852,306
TOTAL ASSETS	$793,810	$854,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-current liabilities:
Convertible debt	29,112	29,112
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.00001 par value; authorized 10,000,000 shares: issued 4,969,672 and 4,969,672 shares)	50	50
Common stock $0.00001 par value; authorized 7,000,000,000 shares; issued 5,646,636,426 and 5,646,636,426 shares)	56,466	56,466
Additional paid in capital common stock	12,497,975	12,497,975
Accumulated deficit	(11,789,793)	(11,729,298)
Total stockholders’ equity	764,698	825,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$793,810	$854,305

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Net revenue	$-	$3,182
Cost of revenue	-	145
Gross profit	-	3,037
Operating expenses:
Consulting	-	1,574
Depreciation and amortization	60,370	60,370
Other expenses	125	60
Total operating expenses	60,495	62,004
Net loss	$(60,495)	$(58,967)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Preferred stock
Balance at the beginning and end of the period	$50	$50
Common stock
Balance at the beginning of the period	56,466	39,025
Issuance	-	3,863
Balance at the end of the period	56,466	42,888
Additional paid-in capital
Balance at the beginning and end of the period	12,497,975	12,497,975
Accumulated deficit
Balance at the beginning of the period	(11,729,298)	(11,052,007)
Net loss	(60,495)	(58,967)
Balance at the end of the period	(11,789,793)	(11,110,974)
Total stockholders’ equity	$764,698	$1,429,939

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statement of Cash Flow

(Unaudited)

	Three months ended March 31,
	2021	2020
Operating activities
Net loss	$(60,495)	$(59,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,370	53,326
Net cash used in operating activities	(125)	(5,718)
Financing activities
Proceeds from issuance of common stock	-	3,863
Net cash provided by financing activities	-	3,863
Net decrease in cash	(125)	(1,855)
Cash at the beginning of the period	1,999	1,869
Cash at the end of the period	$1,874	$14

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Note 1 - Organization and Nature of Business

Signature Devices, Inc. (“we”, “us”, “our”, “Company” or “Signature Devices”) was formed on July 24, 2002 under the laws of the State of Nevada. In February 2016 Signature Devices, Inc. merged into Signature Devices Services, Inc. becoming a subsidiary of Signature Devices, Holding, Inc. (Both Delaware companies) On the same date, Signature Devices, Holding, Inc. was renamed Signature Devices Tech, Inc. Signature Devices, Inc., was redomiciled in Wyoming in August of 2021.

As of 2021, the Company is focusing on Mobile games,applications and Internet of Things devices to embed cryptocurrency technology.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarter ended March 31, 2021.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2021, the Company had an accumulated deficit of $11,729,298. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company may record an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of March 31, 2021 is adequate, but actual write-offs could exceed the recorded allowance.

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

As of 2021 the Company is focusing on the Mobile applications and Internet of Things business. The Company’s fiscal year coincides with the calendar year. Our Primary SIC code is 7372 – Prepackaged Software and the Primary NAICS Code is 511210.

Corporate Overview

Signature Devices, Inc. (www.signaturedevices.com) (OTC PINK: SDVI) is a holding company with subsidiaries that develop Games and other Software products through its subsidiaries

Based at 36 Shadow Brook Lane, Lander WY, with other offices in Roseville, CA and Anthem, AZ, Signature Devices, Inc. combines the best of the technologies in AI/ML, Games and IOT devices.

Investment in Growth

During 2021, Signature Devices plans to invest in additional business development resources to drive awareness and adoption of the platform to targeted customers.

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

A. Names of Officers, Directors, and Control Persons.

The following table sets forth information regarding our executive officers, directors and significant employees, including their ages as of March 31, 2021:

Name and Principal Position	Age	Term of Office	Approximate hours per week

Charles Townsend / Chairman	54	August 2013	20

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

C. Beneficial Shareholders.

Beneficial owner is a legal term where specific property rights ("use and title") in equity belong to a person even though the legal title of the property belongs to another person.

In determining the beneficial ownership percentages, we have calculated out on a fully diluted basis, the voting rights of Preferred Series A shares and Common Series A.  Preferred Series A shares have conversion and voting rights of one preferred share to 1,000 common shares. This makes the Preferred Share Series A shareholders beneficial owners of common stock with voting rights.  Additionally, the Preferred B shares gives our Directors supermajority voting rights

Name and Address	Common Shares Owned	Percentage of Common Stock Outstanding on March 31, 2021

Cede & Co. 570 Washington Blvd. Jersey City, New Jersey 07310	2,180,404,935	27.08%

Name and Address of Shareholder	Shares of Series A Preferred Stock Owned	Percentage of Series A Common Stock Outstanding on March 31, 2021
Charles Townsend 26060 Acero, Mission Viejo, 92691, California	2,518,658	31.28%
Inas Azzam 26060 Acero, Mission Viejo, 92691, California	538,294	6.68%

Name and Address of Shareholder	Shares of Series B Preferred Stock Owned	Percentage of Series B Voting rights March 31, 2021
Charles Townsend 26060 Acero, Mission Viejo, 92691, California	6,550	65.5%

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

Capitalization

Class of Stock	Par Value	Authorized	Outstanding as of March 31, 2021
Class A Preferred Stock, Series 1	$0.0001	10,000,000	4,960,572
Preferred Stock, Series B	$0.0001	20,000	9,100
Common Stock	$0.0001	7,000,000,000	5,646,636,426

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

Due to a limited public market our common stock may not be easily sold.

There is a limited trading market for our common shares, and there is no guarantee that a continuous liquid trading market will develop. All of our common shares are traded only on the OTC Bulletin Board and the OTCQB and there can be no assurance that the common shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange.

Our business is difficult to evaluate because we have a limited operating history.

We have a history of operating losses and there are still many risk factors to our business. For the three months ended December 31, 2021 and 2020, we had net losses of $60,495 and $58,967. For the 3 months ending Q1 2021, the company had no revenue and only depreciation and amortization losses While management believes that we may achieve profitability in the future, there can be no assurance that we will do so. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including sales of our advertising and software products and reduction of our debt obligations.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to rebuy or re-sell our common stock easily following periods of volatility because of the market’s reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●announcements concerning our strategy;

●litigation; and

●general market conditions.

Because our common stock is considered a “penny stock” any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently quoted on the OTC Bulletin Board and the OTCQB and is considered a “penny stock.” The OTC Bulletin Board and the OTCQB is generally regarded as a less efficient trading market than the NASDAQ Capital Market.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.

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