Form 10-Q
period 2021-06-30
SIGNATURE DEVICES INC
filed 2021-10-05
CIK 1267919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

June 30, 2021

_____________________________________________________________________________________

INVESTMENT IN SMALL BUSINESSES INVOLVES A HIGH DEGREE OF RISK, AND INVESTORS SHOULD NOT INVEST ANY FUNDS IN THIS COMPANY UNLESS THEY CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.  READ THE RISK FACTORS THAT MANAGEMENT BELIEVES PRESENT THE MOST SUBSTANTIAL RISKS TO AN INVESTOR AND DISCLOSED IN THIS REPORT.

IN MAKING AN INVESTMENT DECISION, INVESTORS MUST RELY ON THEIR OWN EXAMINATION OF THE ISSUER AND THE TERMS OF ANY OFFERING, INCLUDING THE MERITS AND RISKS INVOLVED.  THE SECURITIES DESCRIBED IN THIS REPORT HAVE NOT BEEN RECOMMENDED OR APPROVED BY ANY FEDERAL OR STATE SECURITIES COMMISSION OR REGULATORY AUTHORITY.  FURTHERMORE, THESE AUTHORITIES HAVE NOT EVALUATED AND ATTESTED TO THE ACCURACY OR ADEQUACY OF THIS DOCUMENT.  ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

THIS REPORT CONTAINS ALL OF THE REPRESENTATIONS BY THE COMPANY CONCERNING ITS SECURITIES, AND NO PERSON SHALL MAKE DIFFERENT OR BROADER STATEMENTS THAN THOSE CONTAINED HEREIN.  INVESTORS ARE CAUTIONED NOT TO RELY UPON ANY INFORMATION NOT EXPRESSLY SET FORTH IN THIS REPORT.

THE INFORMATION CONTAINED IN THIS REPORT IS CORRECT AS OF JUNE 30, 2021.  THE DELIVERY AND PUBLICATION OF THE CONTENTS OF THIS REPORT DOES NOT IMPLY THAT THE INFORMATION WILL BE CORRECT ON ANY DATE SUBSEQUENT TO THE DATE HEREOF, UNLESS ANY SUCH FURTHER UNDERTAKINGS ARE STATED IN THIS REPORT.

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

SECURITY INFORMATION7

ISSUANCE HISTORY7

Financial Statements9

THE ISSUER’S BUSINESS, PRODUCTS AND SERVICES18

ISSUER’S FACILITIES18

OFFICERS, DIRECTORS, AND CONTROL PERSONS18

THIRD PARTY PROVIDERS22

ISSUER CERTIFICATION.22

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

●risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as a going concern;

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

Information Unknown or Not Available; Disclaimer of Control.

Due to a significant number of factors beyond our control, we are not in possession of a number of our general corporate documents and financial historical data and records, and we cannot obtain the same without unreasonable effort and expense, if at all.  We believe these records are in the possession of certain of our former officers, directors, and/or auditors, and, as such, have not been delivered to our current senior executive management following a series of changes outside our control and by the repeated demands for our immediate past president to provide us with the same.

While we believe, to the best of our knowledge,  the information in this Report is accurate; however, without possessing and examining all our records, our management cannot state that the information contained in this Report is complete.  To that extent, we are relying on the disclaimer more fully described in Rule 12b-22 of the Securities Exchange Act of 1934 (17 CFR 240.12b-22).

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

Its predecessors & History

The Company was organized on July 24, 2002, under the laws of the State of Nevada, as Signature Devices, Inc. (“Signature Nevada”) whose business was to create and develop social networking systems. The Company’s social networking systems include social networking server software, social networking games and console games. On June 3, 2016 the Board of Directors decided to dissolve Signature Nevada. On the same date Signature Devices, Inc. was organized under the laws of the State of Delaware (“Signature Delaware”).

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

Following the Merger, Signature Holdings changed its name to “Signature Devices, Inc.”. Upon the completion of all of the terms of the reorganization, including required filings with regulatory agencies, Signature Devices, Inc. will become the parent organization.

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

N/A

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders.

According to the records of Signature Devices’ transfer agent, Signature Devices, Inc. had 91 stockholders of record as of June 30, 2021 and it believes there are a substantially greater number of beneficial holders. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Sales of Unregistered Securities

There were no unregistered sales of securities during the period covered by this report that were not previously reported

Financial Statements

SIGNATURE DEVICES, INC.

Condensed Consolidated Balance Sheets

as of December 31, 2020 and

June 30, 2021 (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$1,754	$1,999
Non-current assets:
Property and equipment, net	731,566	852,306
TOTAL ASSETS	$733,320	$854,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-current liabilities:
Convertible debt	29,112	29,112
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock ($0.00001 par value; authorized 10,000,000 shares: issued 4,969,672 and 4,969,672 shares)	50	50
Common stock ($0.00001 par value; authorized 7,000,000,000 shares; issued 6,146,636,426 and 5,646,636,426 shares)	61,466	56,466
Additional paid in capital common stock	12,497,975	12,497,975
Accumulated deficit	(11,855,283)	(11,729,298)
Total stockholders’ equity	704,208	825,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$733,320	$854,305

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenue	$-	$8,694	$-	$11,876
Cost of revenue	-	1,573	-	1,718
Gross profit	-	7,121	-	10,158
Operating expenses:
Debt servicing fees and bank charges	5,030	-	5,060	-
Depreciation and amortization	60,370	60,370	120,740	120,740
Other expenses	90	343	185	1,977
Total operating expenses	65,490	60,713	125,985	122,717
Other loss:
Write-down on inventories	-	430,242	-	430,242
Net loss	$(65,490)	$(483,834)	$(125,985)	$(542,801)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Preferred stock
Balance at the beginning and end of the period	$50	$50	$50	$50
Common stock
Balance at the beginning of the period	56,466	42,888	56,466	39,025
Issuance	5,000	-	5,000	3,863
Balance at the end of the period	61,466	42,888	61,466	42,888
Additional paid-in capital
Balance at the beginning and end of the period	12,497,975	12,497,975	12,497,975	12,497,975
Accumulated deficit
Balance at the beginning of the period	(11,789,793)	(11,110,974)	(11,729,298)	(11,052,007)
Net loss	(65,490)	(483,834	(125,985)	(542,801
Balance at the end of the period	(11,855,283)	(11,594,808)	(11,855,283)	(11,594,808)
Total stockholders’ equity	$704,208	$946,105	$704,208	$946,105

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statement of Cash Flow

(Unaudited)

	Six months ended June 30,
	2021	2020
Operating activities
Net loss	$(125,985)	$(542,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,740	113,619
Changes in operating assets and liabilities:
Inventories	-	430,242
Accounts payable	-	(7,121)
Net cash used in operating activities	(5,245)	(6,061)
Financing activities
Proceeds from issuance of common stock	5,000	3,863
Proceeds from issuance of convertible debt	-	2,500
Net cash provided by financing activities	5,000	6,363
Net increase/(decrease) in cash	(245)	302
Cash at the beginning of the period	1,999	1,869
Cash at the end of the period	$1,754	$2,171

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarter ended June 30, 2021.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2021, the Company had an accumulated deficit of $11,855,283. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

1	Continue to issue restricted stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments; and preferred stock

2

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company may record an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of June 30, 2021 is adequate, but actual write-offs could exceed the recorded allowance.

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

Internal Use Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expenses. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized.

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

Issuance of Common Stock

Our Series A Common Stock (“Common Stock”) is identified and quoted over the Pink Tier electronic intermediary quotation system managed by OTC Markets Group Inc. under “SDVI” (US.SDVI.PK). As of the date of this Report, we are authorized to issue seven billion (7,000,000,000) shares of our Common Stock, and Six-billion One-Hundred and Forty Six million, Six Hundred and Thirty Six Thousand, and Four Hundred and Twenty Six. (6,146,636,426) shares of our Common Stock, $0.00001 par value per share, are issued and outstanding. The CUSIP identifier for our Common Stock is 82668Y106.

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

Officers, Directors, and Control Persons

A. Names of Officers, Directors, and Control Persons.

The following table sets forth information regarding our executive officers, directors and significant employees, including their ages as of June 30, 2021:

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

Name and Address	Common Shares Owned	Percentage of Common Stock Outstanding on June 30, 2021
Cede & Co. 570 Washington Blvd. Jersey City, New Jersey 07310	2,180,404,935	27.08%

Name and Address of Shareholder	Shares of Series A Preferred Stock Owned	Percentage of Series A Common Stock Outstanding on June 30, 2021
Charles Townsend 26060 Acero, Mission Viejo, 92691, California	2,518,658	31.28%
Inas Azzam 26060 Acero, Mission Viejo, 92691, California	538,294	6.68%

Name and Address of Shareholder	Shares of Series B Preferred Stock Owned	Percentage of Series B Voting rights June 30, 2021
Charles Townsend 26060 Acero, Mission Viejo, 92691, California	6,550	65.5%

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

Capitalization

Class of Stock	Par Value	Authorized	Outstanding as of June 30, 2021
Class A Preferred Stock, Series 1	$0.0001	10,000,000	4,960,572
Preferred Stock, Series B	$0.0001	20,000	9,100
Common Stock	$0.0001	7,000,000,000	6,146,636,426

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