Form 10-Q
period 2019-09-30
SIGNATURE DEVICES INC
filed 2021-10-07
CIK 1267919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

September 30, 2019

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

THE INFORMATION CONTAINED IN THIS REPORT IS CORRECT AS OF SEPTEMBER 30, 2019. THE DELIVERY AND PUBLICATION OF THE CONTENTS OF THIS REPORT DOES NOT IMPLY THAT THE INFORMATION WILL BE CORRECT ON ANY DATE SUBSEQUENT TO THE DATE HEREOF, UNLESS ANY SUCH FURTHER UNDERTAKINGS ARE STATED IN THIS REPORT.

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

- TABLE OF CONTENTS –

FORWARD LOOKING STATEMENTS5

NAME OF THE ISSUER AND ITS PREDECESSORS6

ADDRESS OF THE ISSUER’S PRINCIPAL EXECUTIVE OFFICES7

SECURITY INFORMATION7

ISSUANCE HISTORY7

FINANCIAL STATEMENTS9

THE ISSUER’S BUSINESS, PRODUCTS AND SERVICES19

ISSUER’S FACILITIES25

OFFICERS, DIRECTORS, AND CONTROL PERSONS25

THIRD PARTY PROVIDERS31

EXHIBITS31

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

N/A

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders.

According to the records of Signature Devices’ transfer agent, Signature Devices, Inc. had 91 stockholders of record as of September 30, 2019 and it believes there are a substantially greater number of beneficial holders. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Sales of Unregistered Securities

There were no unregistered sales of securities during the period covered by this report that were not previously reported

Financial Statements

SIGNATURE DEVICES, INC.

Condensed Consolidated Balance Sheets

as of December 31, 2018 and

September 30, 2019 (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$15,826	$47,149
Accounts receivable	-	131,931
Inventories	428,990	389,099
Total current assets	444,816	568,179
Non-current assets:
Property and equipment, net	1,147,035	1,207,405
TOTAL ASSETS	$1,591,851	$1,775,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	10,400	429,147
Other current liabilities	-	796
Total current liabilities	10,400	429,943
Non-current liabilities:
Convertible debt	26,612	309,112
Long-term debt	-	110,000
Total non-current liabilities	26,612	419,112
Total liabilities	37,012	849,055
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock $0.00001 par value; authorized 10,000,000 shares: issued 4,969,672 and 4,969,672 shares)	50	50
Common stock ($0.00001 par value; authorized 7,000,000,000 shares; issued 3,892,452,472 and 3,378,024,472 shares)	38,925	33,780
Additional paid in capital common stock	12,497,975	12,497,975
Accumulated deficit	(10,982,111)	(11,605,276)
Total stockholders’ equity	1,554,839	926,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,591,851	$1,775,584

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue	$103,324	$94,503	$373,569	$248,429
Cost of revenue	56,184	74,321	121,965	208,728
Gross profit	47,140	20,182	251,604	39,701
Other revenue:
Gain on extinguishment of short-term and long-term liabilities	823,216	-	823,216	-
Operating expenses:
Advertising and marketing	31,331	-	68,390	-
Bad debt expense	131,931	-	131,931	-
Consulting	36,174	4,078	111,996	5,656
Debt servicing fees and bank charges	-	-	35,876	-
Depreciation and amortization	60,370	-	60,370	-
Legal and professional fees	-	-	-	5,493
Sales	-	293	-	3,920
Other expenses	9,411	334	43,092	4,634
Total operating expenses	269,217	4,705	451,655	19,703
Net income	$601,139	$15,477	$623,165	$19,998

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Preferred stock
Balance at the beginning and end of the period	$50	$50	$50	$50
Common stock
Balance at the beginning of the period	38,925	33,780	33,780	30,530
Issuance	-	-	5,145	3,250
Balance at the end of the period	38,925	33,780	38,925	33,780
Additional paid-in capital
Balance at the beginning of the period	12,497,975	12,497,975	12,497,975	12,196,160
Shares issued	-	-	-	301,815
Balance at the end of the period	12,497,975	12,497,975	12,497,975	12,497,975
Accumulated deficit
Balance at the beginning of the period	(11,583,250)	(11,615,206)	(11,605,276)	(11,619,727)
Net income	601,139	15,477	623,165	19,998
Balance at the end of the period	(10,982,111)	(11,599,729)	(10,982,111)	(11,599,729)
Total stockholders’ equity	$1,554,839	$932,076	$1,554,839	$932,076

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statement of Cash Flow

(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities
Net income	$623,165	$19,998
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	60,370	-
Extinguishment of liabilities	(392,500)	-
Changes in operating assets and liabilities:
Accounts receivable	131,931	(108,204)
Inventories	(39,891)	(227,084)
Accounts payable	(418,747)	10,077
Other current liabilities	(796)	10,755
Net cash used in operating activities	(36,468)	(294,458)
Financing activities
Proceeds from issuance of common stock	5,145	305,065
Net cash provided by financing activities	5,145	305,065
Net increase/(decrease) in cash	(31,323)	10,607
Cash at the beginning of the period	47,149	35,756
Cash at the end of the period	$15,826	$46,363

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarter ended September 30, 2019.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2019, the Company had an accumulated deficit of $10,982,111. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company may record an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of September 30, 2019 is adequate, but actual write-offs could exceed the recorded allowance.

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

Note 3 – Debt Payable

During the year ended on December 31, 2008 the Company entered into a promissory note with JSJ Investments for a total amount of $242,500. The Company received the amount of the note on during the same year. As of the date of this report the outstanding amount of the promissory note was $242,500. The promissory note was taken as income in this quarter due to the note being written off from the noteholder and the company’s inability to pay the note back. The Company also received another promissory note for $40,000 from Tri-Bridge Ventures in 2018 and a promissory note for $26,612 from S&K Enterprises, Inc. for a total of $66,612 as of September 30, 2019. The Company took $282,500 of the notes as income increasing income by $282,500. The remaining notes valued at $26,612 payable to S&K Enterprises remains as an outstanding liability.

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

Issuance of Common Stock

Our Series A Common Stock (“Common Stock”) is identified and quoted over the Pink Tier electronic intermediary quotation system managed by OTC Markets Group Inc. under “SDVI” (US.SDVI.PK). As of the date of this Report, we are authorized to issue seven billion (7,000,000,000) shares of our Common Stock, and Three-billion Eight-Hundred Ninety-Two million, Four Hundred Fifty-Two Thousand Four Hundred and Seventy-Two (3,892,452,472) shares of our Common Stock, $0.00001 par value per share, are issued and outstanding. The CUSIP identifier for our Common Stock is 82668Y106.

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

Note 5 – Commitments and Contingencies

Office Lease Agreements

NONE

Legal Proceedings

NONE

Note 6 - Subsequent Events

On November 6, 2019, 10,000 preferred shares were converted to 10,000,000 shares of common stock by Stockvest, thus increasing the common outstanding shares to 3,902,452,472.

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

A. Names of Officers, Directors, and Control Persons.

The following table sets forth information regarding our executive officers, directors and significant employees, including their ages as of September 30, 2019:

Name and Principal Position	Age	Term of Office	Approximate hours per week

Charles Townsend / Chairman	52	August 2013	20

Inas Azzam / CEO	48	August 2016	60

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

Name and Address	Common Shares Owned	Percentage of Common Stock Outstanding on September 30, 2019
Cede & Co. 570 Washington Blvd. Jersey City, New Jersey 07310	2,180,404,935	27.08%

Name and Address of Shareholder	Shares of Series A Preferred Stock Owned	Percentage of Series A Common Stock Outstanding on September 30, 2019
Charles Townsend 26060 Acero, Mission Viejo, 92691, California	2,518,658	31.28%
Inas Azzam 26060 Acero, Mission Viejo, 92691, California	538,294	6.68%

Name and Address of Shareholder	Shares of Series B Preferred Stock Owned	Percentage of Series B Voting rights September 30, 2019
Charles Townsend 26060 Acero, Mission Viejo, 92691, California	6550	65.5%

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

Capitalization

Class of Stock	Par Value	Authorized	Outstanding as of September 30, 2019
Class A Preferred Stock, Series 1	$0.0001	10,000,000	4,960,572
Preferred Stock, Series B	$0.0001	20,000	9,100
Common Stock	$0.0001	7,000,000,000	3,892,452,472

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

We have a history of operating losses, and we have minimal profit 2018 and only while profits in 2019 have increased, there are still many risk factors to our business. For the nine months ended September 30, 2019 and 2018, we had net revenues of

$373,569 and $248,429. For the nine months ending September 30, 2019, the company saw a positive net income of $632,657 an increase from 2018 which saw a net profit of $19,998. These profits, among other things, are partially due to unpayable debt on the part of the company that resulted in additional income of $282,500. While management believes that we may achieve profitability in the future, there can be no assurance that we will do so. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including sales of our advertising and software products and reduction of our debt obligations.

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

The Company may issue more shares which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 7,000,000,000 (seven billion) shares of common stock and 10,000,000 (10 million) shares of preferred stock. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Item 2. Description of Property

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