Form 10-K
period 2019-12-31
SIGNATURE DEVICES INC
filed 2021-10-07
CIK 1267919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2019

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

FOR THE YEAR ENDING

December 31, 2019

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

THE INFORMATION CONTAINED IN THIS REPORT IS CORRECT AS OF DECEMBER 31, 2019.  THE DELIVERY AND PUBLICATION OF THE CONTENTS OF THIS REPORT DOES NOT IMPLY THAT THE INFORMATION WILL BE CORRECT ON ANY DATE SUBSEQUENT TO THE DATE HEREOF, UNLESS ANY SUCH FURTHER UNDERTAKINGS ARE STATED IN THIS REPORT.

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

ISSUER CERTIFICATION.31

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

N/A

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders.

According to the records of Signature Devices’ transfer agent, Signature Devices, Inc. had 91 stockholders of record as of December 31, 2019 and it believes there are a substantially greater number of beneficial holders. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Sales of Unregistered Securities

There were no unregistered sales of securities during the period covered by this report that were not previously reported

Financial Statements

SIGNATURE DEVICES, INC.

Condensed Consolidated Balance Sheets

as of December 31, 2018 and

December 31, 2019 (Unaudited)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$1,869	$47,149
Accounts receivable	-	131,931
Inventories	430,242	389,099
Total current assets	432,111	568,179
Non-current assets:
Property and equipment, net	1,086,665	1,207,405
TOTAL ASSETS	$1,518,776	$1,775,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	7,121	429,147
Other current liabilities	-	796
Total current liabilities	7,121	429,943
Non-current liabilities:
Convertible debt	26,612	309,112
Long-term debt	-	110,000
Total non-current liabilities	26,612	419,112
Total liabilities	33,733	849,055
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock ($0.00001 par value; authorized 10,000,000 shares: issued 4,969,672 and 4,969,672 shares)	50	50
Common stock ($0.00001 par value; authorized 7,000,000,000 shares; issued 3,902,452,472 and 3,378,024,472 shares)	39,025	33,780
Additional paid in capital common stock	12,497,975	12,497,975
Accumulated deficit	(11,052,007)	(11,605,276)
Total stockholders’ equity	1,485,043	926,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,518,776	$1,775,584

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Years ended
	December 31,
	2019	2018
Net revenue	$436,395	$372,157
Cost of revenue	142,039	306,529
Gross profit	294,356	65,628
Other revenue:
Gain on extinguishment of short-term and long-term liabilities	823,216	-
Operating expenses:
Advertising and marketing	93,587	7,470
Bad debt expense	131,931	-
Consulting	134,976	10,660
Debt servicing fees and bank charges	35,876	19,000
Depreciation and amortization	120,740	-
Legal and professional fees	-	5,493
Sales	-	3,920
Other expenses	47,193	4,634
Total operating expenses	564,303	51,177
Net income	$553,269	$14,451

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Years ended
	December 31,
	2019	2018
Preferred stock
Balance at the beginning and end of the period	$50	$50
Common stock
Balance at the beginning of the period	33,780	30,530
Issuance	5,245	3,250
Balance at the end of the period	39,025	33,780
Additional paid-in capital
Balance at the beginning of the period	12,497,975	12,196,160
Shares issued	-	301,815
Balance at the end of the period	12,497,975	12,497,975
Accumulated deficit
Balance at the beginning of the period	(11,605,276)	(11,619,727)
Net income	553,269	14,451
Balance at the end of the period	(11,052,007)	(11,605,276)
Total stockholders’ equity	$1,485,043	$926,529

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE DEVICES, INC.

Condensed Consolidated Statement of Cash Flow

(Unaudited)

	Years ended December 31,
	2019	2018
Operating activities
Net income	$553,269	$14,451
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	120,740	-
Extinguishment of liabilities	(392,500)	-
Changes in operating assets and liabilities:
Accounts receivable	131,931	(49,876)
Inventories	(41,143)	(389,099)
Accounts payable	(422,026)	10,077
Other current liabilities	(796)	775
Net cash used in operating activities	(50,525)	(413,672)
Financing activities
Proceeds from issuance of convertible debt	-	10,000
Proceeds from issuance of long-term debt	-	110,000
Proceeds from issuance of common stock	5,245	305,065
Net cash provided by financing activities	5,245	425,065
Net increase/(decrease) in cash	(45,280)	11,393
Cash at the beginning of the period	47,149	35,756
Cash at the end of the period	$1,869	$47,149

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

Intangible assets

Intangible assets consisting of websites, customer lists, content, and publisher relationships, developed technology and trade names are stated at cost. Expenditures of costs incurred to renew or extend the term of a recognized intangible asset and materially extend the useful life are capitalized. When assets are sold or otherwise written off due to asset impairment, the cost and the related accumulated amortization are removed from the accounts and any realized gain or loss is recognized at that time. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstancesindicate that the carrying amount may no longer be recoverable.

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

Note 3 – Debt Payable

During the year ended on December 31, 2008 the Company entered into a promissory note with JSJ Investments for a total amount of $242,500. The Company received the amount of the note on during the same year. As of the date of this report the outstanding amount of the promissory note was $242,500.  The promissory note was taken as income in this quarter due to the note being written off from the noteholder and the company’s inability to pay the note back.  The Company also received another promissory note for $40,000 from Tri-Bridge Ventures in 2018 and a promissory note for $26,612 from S&K Enterprises, Inc. for a total of $66,612 as of December 31, 2019. The Company took $282,500 of the notes as income increasing income by $282,500.  The remaining notes valued at $26,612 payable to S&K Enterprises remain as an outstanding liability.

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

Issuance of Common Stock

Our Series A Common Stock (“Common Stock”) is identified and quoted over the Pink Tier electronic intermediary quotation system managed by OTC Markets Group Inc. under “SDVI” (US.SDVI.PK). As of the date of this Report, we are authorized to issue seven billion (7,000,000,000) shares of our Common Stock, and Three-billion Nine Hundred and Two million, Four Hundred Fifty-Two Thousand Four Hundred and Seventy-Two (3,902,452,472) shares of our Common Stock, $0.00001 par value per share, are issued and outstanding. The CUSIP identifier for our Common Stock is 82668Y106.

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

Capitalization

Class of Stock	Par Value	Authorized	Outstanding as of December 31, 2019
Class A Preferred Stock, Series 1	$0.0001	10,000,000	4,960,572
Preferred Stock, Series B	$0.0001	20,000	9,100
Common Stock	$0.0001	7,000,000,000	3,892,452,472

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

We have a history of operating losses, and we have minimal profit 2018 and only while profits in 2019 have increased, there are still many risk factors to our business. For the nine months ended December 31, 2019 and 2018, we had net revenues of

$373,569 and $248,429. For the 9 months ending 2019, the company saw a positive net income of $632,657 an increase from 2018 which saw a net profit of $19,998. These profits, among other things, are partially due to unpayable debt on the part of the company that resulted in additional income of $282,500. While management believes that we may achieve profitability in the future, there can be no assurance that we will do so. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including sales of our advertising and software products and reduction of our debt obligations.

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